Form 10-Q
period 2011-06-30
SGreenTech Group Ltd
filed 2011-08-15
CIK 1502638

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                              FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2011

                OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

       For the transition period from        to


       Commission file number           000-54148

                  SGREENTECH GROUP LIMITED
    (Exact Name of Registrant as Specified in its Charter)

                                        formerly

          ALDERWOOD ACQUISITION CORPORATION


            Delaware                                     27-3563124
    (State or other jurisdiction of           (I.R.S. Employer
     incorporation or organization)          Identification No.)

                        Room 1, 13/F
                Hung Tai Industrial Building
                      37 Hung To Road
               Kwun Tong, Kowloon, Hong Kong
          (Address of Principal Executive Offices)

                    (011) 852 275 55022
              (Registrant's Telephone Number)



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
                                               Yes  X     No

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.


     Class                                 Outstanding at July 15, 2011

Common Stock, par value $0.0001                    27,892,308

Documents incorporated by reference:                None

                      FINANCIAL STATEMENTS


Balance Sheets as of June 30, 2011 and December 31, 2010              F-1

Statements of Operations for the Three Months and Six Months
Ended June 30, 2011 and 2010 and for the Period from
July 19, 2010 (Inception) to June 30, 2011                            F-2

Statement of Changes in Stockholders' Equity for the Period from
July 19, 2010 (Inception) to June 30, 2011                            F-3

Statements of Cash Flows for the Six Months Ended June 30, 2011
and for the Period from July 19, 2010 to June 30, 2011                F-4

Notes to Financial Statements                                       F5-F9

                           SGREENTECH GROUP LTD.
               (Formerly ALDERWOOD ACQUISITION CORPORATION)
                       (A Development Stage Company)
                             BALANCE SHEETS

                              ASSETS

                                      June 30,                 December 31,
                                         2011                      2010
                                     ---------                 ------------
                                     (Unaudited)
Current Assets

     Cash                             $   2,000                   $   2,000
                                     ----------                  ----------
        TOTAL ASSETS                  $   2,000                   $  2,000
                                     ==========                  ==========

        LIABILITIES AND STOCKHOLDERS' EQUITY

   Current Liabilities
        Related party payable         $ 40,000                    $     -
                                     ----------                  ----------
   Total current liabilities            40,000
                                     ----------                  ----------

   Stockholders' Equity

  Preferred stock, $0.0001 par value,
   20,000,000 shares authorized; None
   outstanding                              -                           -

  Common Stock, $0.0001 Par Value,
      100,000,000 Shares Authorized;
      20,000,000 Shares Issued and
      Outstanding                        2,000                       2,000

    Additional paid-in capital           1,250                       1,250

    Deficit accumulated during the
        development stage              (41,250)                     (1,250)
                                     ----------                  ----------

    Total Stockholders' Equity
           (Deficit)                   (38,000)                      2,000
                                     ----------                  ----------
       TOTAL LIABILITIES and
         STOCKHOLDERS' EQUITY         $  2,000                    $  2,000
                                     ==========                  ==========


                  See accompanying notes to the financial statements


                                 SGREENTECH GROUP LTD.
                     (Formerly ALDERWOOD ACQUISITION CORPORATION)
                           (A Development Stage Company)
                           STATEMENT OF OPERATIONS

                                       Three months      Six months       For the Period
                                        Ended              Ended         from July 19, 2010
                                       June 30,           June 30,        (Inception) to
                                         2011               2011          June 30, 2011
                                      ------------      -----------       --------------
                                      (Unaudited)       (Unaudited)        (Unaudited)
      Sales - net                    $        -         $       -          $         -

      Cost of sales                           -                 -                    -
                                      ------------      -----------       --------------
            Gross profit                      -                 -                    -
                                      ------------      -----------       --------------


      Operating Expenses                 40,000             40,000               41,250
                                      ------------      -----------       --------------
      Net loss                        $ (40,000)        $  (40,000)        $    (41,250)
                                      ============      ===========       ==============


      Loss per Share -
         basic and diluted            $   (0.00)        $    (0.00)
                                      ============      ===========

      Weighted Average Shares -        20,000,000        20,000,000
           basic and diluted          ============      ===========



                See accompanying notes to financial statements

                                       F-2


                                 SGREENTECH GROUP LTD.
                     (Formerly ALDERWOOD ACQUISITION CORPORATION)
                           (A Development Stage Company)
                     STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                       (UNAUDITED)

                                                                             Deficit        Total
                                                           Additional      Accumulated      Stock-
                                   Common Stock             Paid-In        During the       holders'
                                 Shares       Amount        Capital      Development Stage  Equity
                              ----------     ---------      ---------    ----------------   ---------
Balance, July 19, 2010
   (Inception)                       -       $     -        $      -       $      -         $      -

Shares issued
     for cash                 20,000,000         2,000             -              -              2,000

Expenses paid
 by shareholders                     -              -           1,250             -              1,250

Net Loss                             -              -               -          (1,250)          (1,250)
                             ----------       ---------      ---------    --------------      ---------

Balance, December 31,
2010                         20,000,000       $  2,000      $   1,250       $  (1,250)       $   2,000
                             ----------       ---------      ---------     -------------     ----------
 Net loss                            -              -               -         (40,000)         (40,000)
                             ----------       ---------      ---------     -------------     ----------
Balance,
June 30, 2011                20,000,000       $  2,000      $   1,250       $ (41,250)       $ (38,000)
                             ==========       =========     ==========     =============     ==========

               See accompanying notes to the financial statements

                                 SGREENTECH GROUP LTD.
                     (Formerly ALDERWOOD ACQUISITION CORPORATION)
                           (A Development Stage Company)
                              STATEMENTS OF CASH FLOWS
                            ------------------------

                                                                          For the Period from
                                                       SixMonths           July 19, 2010
                                                     Ended June 30,       (Inception) to
                                                         2011              June 30, 2011
                                                      (Unaudited)           (Unaudited)
                                                   --------------         ----------------

OPERATING ACTIVITIES

  Net loss                                         $     (40,000)          $     (41,250)

  Adjustments to reconcile net loss
      to net cash used by operating
      activities
  Changes in operating assets and liabilities

      Related party payable                               40,000                  40,000
                                                   ---------------         -----------------
      Net cash used in operating activities                   -                   (1,250)
                                                   ---------------         -----------------
FINANCING ACTIVITIES

 Proceeds from issuance of common stock                       -                    2,000

 Proceeds from stockholders' additional
     paid-in capital                                          -                    1,250
                                                   ---------------         -----------------
    Net Cash provided by financing activities                 -                    3,250
                                                   ---------------         -----------------
Net increase in cash                                          -                    2,000

Cash,beginning of period                                  2,000                       -
                                                   ---------------         ----------------
Cash, end of period                                $      2,000             $      2,000
                                                   ===============         ================


                 See accompanying notes to financial statements

                         SGreentech Group Limited
                (Formerly Alderwood Acquisition Corporation)
                       (A Development Stage Company)
                       Notes to Financial Statements


NOTE 1   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT POLICIES

NATURE OF OPERATIONS

SGreentech Group Limited, formerly Alderwood Acquisition Corporation ("SGreentech" or "the Company) was incorporated on July 19, 2010 under the laws of the State of Delaware on July 19, 2010 to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. has been in the developmental stage since inception and its operations to date have been limited to issuing shares to its original shareholders and filing this registration statement. SGreentech will attempt to locate and negotiate with a business entity for the combination of that target company with SGreentech. The combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or
Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that SGreentech will be successful in locating or negotiating with any target company. SGreentech has been formed to provide a method for a foreign or domestic private company to become a reporting company with a class of securities registered under the Securities Exchange Act of 1934.

On July 13, 2011, the shareholders of the Corporation and the Board of Directors unanimously ratified the change of the Registrant's name to SGreenTech Group Limited and filed such change with the State of Delaware on July 13, 2011. The Company anticipates that it may enter into a business combination with SGreenTech Holdings Ltd. (China), an operating business located in China. No agreements have been reached on terms of any such possible combination and no contracts nor other documents have been executed. SGreenTech Holdings Ltd. (China) is a marketer and distributor of entertainment, computing and communications products. Currently, it markets and distributes television sets, including LCD television sets and monitors across the world. SGreenTech Holdings Ltd. (China) has obtained the right to assemble television sets for distribution and sale. Such assembly is conducted through contract manufacturers in China. It anticipates that it will expand into television marketing and distribution. SGreenTech Holdings Ltd. (China) also anticipates that it will enter the cellular telephone and computer markets. The Company selected December 31 as its fiscal year end.

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

                         SGreentech Group Limited
                (Formerly Alderwood Acquisition Corporation)
                       (A Development Stage Company)
                       Notes to Financial Statements


NOTE 1   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT POLICIES
         (CONTINUED)


BASIS OF PRESENTATION (CONTINUED)

respects, and have been consistently applied in preparing the accompanying financial statements.

USE OF ESTIMATES

These unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto in the Company's
Form 10K filed on March 30, 2011 with the SEC. In preparing these condensed financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the condensed financial statements and the reported amount of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

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

LOSS PER COMMON SHARE

Basic loss per common shares excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of June 30, 2011 there are no outstanding dilutive securities.

                         SGreentech Group Limited
                (Formerly Alderwood Acquisition Corporation)
                       (A Development Stage Company)
                       Notes to Financial Statements

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

These tiers include:

     Level 1: defined as observable inputs such as quoted prices in active markets;
     Level 2: defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3: defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions

The carrying amounts of financial assets and liabilities approximate their fair values because of the short maturity of these instruments.

Note 2 - GOING CONCERN

The Company has sustained operating losses since inception of the Company on July 19, 2010. Additionally, the Company has deficit accumulated during the development stage of $41,250 at June 30, 2011. The Company also has a net loss from operations of $40,000 for the six months ended June 30, 2011. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and /or obtain additional financing from its stockholders and/or other third parties.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next fiscal year. The continuation of the Company as a going concern is dependent upon financial support from its stockholders, the ability of the Company to obtain necessary equity financing to continue its operations, and successfully locating and negotiate with a business entity for the combination of that target company with the Company.

There is no assurance that the Company will ever be profitable. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

                         SGreentech Group Limited
                (Formerly Alderwood Acquisition Corporation)
                       (A Development Stage Company)
                       Notes to Financial Statements

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

In December 2010, the FASB issued ASU 2010-29, Disclosure of Supplementary
Pro Forma Information for Business Combinations. This proposed ASU reflects the consensus-for-exposure in EITF Issue No. 10-G, "Disclosure of Supplementary Pro Forma Information for Business Combinations." The Amendments in this proposed ASU specify that if a public entity presents comparative financial statements, the entity would disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This ASU would also expand the supplemental pro forma disclosures under Codification Topic 805, Business Combinations, to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination. This proposed ASU would be effective prospectively for business combinations that are consummated on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption would be permitted. The adoption of this ASU did not have a material impact to our financial statements. The new disclosures and clarifications of existing disclosures are effective now, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company does not expect the adoption of this ASU to have a material impact on its financial statements.

In May 2011, the Financial Accounting Standards Board ("FASB") issued a new accounting standard on fair value measurements that clarifies the application of existing guidance and disclosure requirements, changes certain fair value measurement principles and requires additional disclosures about fair value measurements. The standard is effective for interim and annual periods beginning after December 15, 2011. Early adoption is not permitted. The Company does not expect the adoption of this accounting guidance to have a material impact on its consolidated financial statements and related disclosures.

NOTE 4 - RELATED PARTY TRANSACTIONS

On July 19, 2010, the Company issued 20,000,000 common shares to its sole director and officer for $2,000 in cash.

NOTE 5   SUBSEQUENT EVENTS

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through August 15, 2011, the date the financial statements were available to be issued:

Changes in Control

On July 15, 2011, the following events occurred which resulted in a change of control of the Company:

1. The Company redeemed an aggregate of 19,800,000 of the 20,000,000 shares of outstanding stock at a redemption price of $.0001 per share for an aggregate redemption price of $1,980.

                         SGreentech Group Limited
                (Formerly Alderwood Acquisition Corporation)
                       (A Development Stage Company)
                       Notes to Financial Statements

NOTE 5   SUBSEQUENT EVENTS (CONTINUED)

2. And new officers and directors were appointed and elected and the prior officers and directors resigned.

The Company anticipates that it may enter into a business combination with SGreenTech Holdings Ltd. (China), an operating business located in China. No agreements have been reached on terms of any such possible combination and no contracts nor other documents have been executed.

SGreenTech Holdings Ltd. (China) is a marketer and distributor of entertainment, computing and communications products. Currently, it markets and distributes television sets, including LCD television sets and monitors across the world. SGreenTech Holdings Ltd. (China) has obtained the right to assemble television sets for distribution and sale. Such assembly is conducted through contract manufacturers in China. It anticipates that it will expand into television marketing and distribution. SGreenTech Holdings Ltd. (China) also anticipates that it will enter the cellular telephone and computer markets.

The Company will not make a decision on any such possible combination until it receives the financial report of such possible target company and management has the opportunity to review and evaluate the report.

On July 13, 2011, the shareholders of the Corporation and the Board of Directors unanimously ratified the change of the Company's name to SGreenTech Group Limited and filed such change with the State of Delaware on July 13, 2011.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

      SGreenTech Group Limited (formerly Alderwood Acquisition Corporation (the "Company") was incorporated on July 19, 2010 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has been in the developmental stage since inception and its operations to date have been limited to issuing shares to its shareholders and effecting a change of control in July, 2011.

     On July 13, 2011, the shareholders of the Company and the Board of Directors unanimously ratified the change of the Company's name to SGreenTech Group Limited and filed such change with the State of Delaware.

Change in Control

     1. On July 15, 2011 the Company redeemed an aggregate of 19,800,000 of the then 20,000,000 shares of outstanding stock at a redemption price of $.0001 per share for an aggregate redemption price of $1,980.

     2. On July 15, 2011, new officers and directors were appointed and elected and the prior officers and directors resigned.

     3. On July 18, 2011 the Company issued 27,692,308 shares of its common stock pursuant to Section 4(2) of the Securities Act of 1933 for services provided to the Corporation representing 99.3% of the total outstanding 27,892,308 shares of common stock.

     On July 15, 2011, James M. Cassidy resigned as the Company's president, secretary and director and James McKillop resigned as its vice president, and director.

     On July 15, 2011, In Nany Sing Charlie was elected to the Board of Directors of the Company and was appointed its chief executive officer.

     In Nany Sing Charlie, 55, serves as Chief Executive Officer and
Director of the Registrant. Mr. In is the director of China Titanium Ltd, as well as chairman of Sino-Environment Technology Group Ltd, both companies listed on the Singapore Stock Exchange. Mr. In is also the director of Sino-Excel Energy Pte Ltd, a company that is listed on the Australian Stock Exchange. Mr. In is also an advisor at Singapore People's Association's Talent Advisory Panel. Mr/ In's experience covers business management, capital sourcing, consulting, marketing, mergers and acquisitions. He and his team have provided business consulting services to Motorola, Hewlett Packard, IBM, Kodak, Citibank, Sapphire Corporation Ltd, Sky China Petroleum and
YingLi International. Mr. In was chairman of Direct Marketing Association of Singapore, advisor of Asia Pacific Management Institute and adjunct faculty member of Singapore Institute of Management for 20 years and 17 years at University of South Australia.

     Mr. In holds a Diploma in Marketing from UK Chartered Institute of Marketing, a Masters of Business Administration from University of East Asia and a Postgraduate Diploma in Direct Marketing from ADMA/Macquarie University Australia.

Operations

     The Company anticipates that it may enter into a business combination with SGreenTech Holdings Ltd. (China), an operating business located in China. No agreements have been reached on terms of any such possible combination and no contracts nor other documents have been executed.

     SGreenTech Holdings Ltd. (China) is a marketer and distributor of entertainment, computing and communications products. Currently, it markets and distributes television sets, including LCD television sets and monitors across the world. SGreenTech Holdings Ltd. (China) has obtained the right to assemble television sets for distribution and sale. Such assembly is conducted through contract manufacturers in China. It anticipates that it will expand into television marketing and distribution. SGreenTech Holdings Ltd. (China) also anticipates that it will enter the cellular telephone and computer markets.

     The Company will not make a decision on any such possible combination until it receives the financial report of such possible target company and management has the opportunity to review and evaluate the report.

     The Company has an agreement with Tiber Creek Corporation which provided assistance in becoming a public reporting company by assisting in effecting the change of control and will assist it in the preparation and filing of a registration statement to be filed with the Securities and Exchange Commission and the introduction to brokers and market makers.

     As of June 30, 2011, the Company has not generated revenues and has no income or cash flows from operations since inception. The continuation of the Company as a going concern is dependent upon financial support from its stockholders, its ability to obtain necessary equity financing to continue operations, and to successfully negotiate the prospective business combination with SGreenTech Holdings Ltd. (China) or locate another potential target company for a business combination.

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

Changes in Internal Controls

      There was no change in the Company's internal control over financial reporting that was identified in connection with such evaluation that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. The change in control of the Company and the financial reporting occurred after the period covered by this report.

                   PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

       During the past three years, the Company has issued the following shares of common stock pursuant to Section 4(2) of the Securities Act of 1933.

On June 19, 2010:

Name                               Number of shares     Consideration

Tiber Creek Corporation            10,000,000                 $1,000
    (Of which 9,900,000 shares were redeemed 7/15/2011
MB Americus LLC                    10,000,000                 $1,000
    (Of which 9,900,000 shares were redeemed 7/15/2011

On July 18, 2011:

Name                               Number of shares     Consideration
 Zhang Li Ying                             769,231          Services
 Zhou Wei Jian                             769,231          Services
 In Nany Sing Charlie                   26,153,846          Services

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

                               SGREENTECH GROUP LIMITED

                               By:   /s/ Charlie In
                                     President, Chief Financial Officer

Dated:   August 15, 2011