Form 10-Q
period 2011-09-30
SGreenTech Group Ltd
filed 2011-11-22
CIK 1502638

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                              FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2011

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

                        Room 1, 13/F,
                Hung Tai Industrial Building,
                      37 Hung To Road,
               Kwun Tong, Kowloon, Hong Kong
          (Address of Principal Executive Offices)

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


     Class                                 Outstanding at October 31, 2011

Common Stock, par value $0.0001                    27,892,308


Documents incorporated by reference:                None

                      FINANCIAL STATEMENTS
   TO BE COMPLETED

Balance Sheets as of September 30, 2011 (Unaudited) and
   December 31, 2010						F-1

Statements of Operations for the Three and Nine MOnths
   Ended September 30, 2011 and 2010 and for the Period
   from July 19, 2010 (Inception) to September 30, 2011
   (Unaudited)						        F-2

Statement of Changes in Stockholders' Equity (Deficit)
   for the Period from July 19, 2010 (Inception) to
   September 30, 2011 (Unaudited)				F-3

Statements of Cash Flows for the Nine Months Ended
   September 30, 2011 and for the Period from July
   19, 2010 (Inception) to September 30, 2011 (Unaudited)	F-4

Notes to Financial Statements                           	F5-F9

                           SGREENTECH GROUP LIMITED
               (Formerly ALDERWOOD ACQUISITION CORPORATION)
                       (A Development Stage Company)
                             BALANCE SHEETS

                  ASSETS

                                         September 30,         December 31,
                                             2011                  2010
                                         ---------             -----------
                                         (Unaudited)
  Current Assets

     Cash                                 $     20              $   2,000
                                         ----------              ----------
        TOTAL ASSETS                      $     20              $   2,000
                                         ==========              ==========

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

   Current Liabilities

        Related party payable             $ 40,000               $     -

        Accounts payable                     4,420                     -
                                         ----------               ---------

   Total current liabilities                44,420                     -
                                         ----------               ---------

   Stockholders' Equity (Deficit)

        Preferred stock, $0.0001
          par value, 20,000,000 shares
          authorized; None outstanding        -                        -

       Common Stock, $0.0001 Par Value,
          100,000,000 Shares Authorized;
          27,892,038Shares Issued and
          Outstanding                        2,789                   2,000

       Discount on common stock             (2,789)                    -

       Additional paid-in capital            1,250                   1,250

       Deficit accumulated during the
          development stage                (45,670)                 (1,250)
                                           ---------               ---------

   Total Stockholders' Equity (Deficit)    (44,400)                  2,000
                                           ---------               ---------
       TOTAL LIABILITIES and
         STOCKHOLDERS' EQUITY (DEFICIT)    $    20                $  2,000
                                           =========               =========


                  See accompanying notes to the financial statements


                             SGREENTECH GROUP LIMITED
                    (Formerly ALDERWOOD ACQUISITION CORPORATION)
                           (A Development Stage Company)
                              STATEMENT OF OPERATIONS

                                     Three months       Nine months       For the Period
                                        Ended              Ended         from July 19, 2010
                                     September 30,      September 30,      (Inception) to
                                         2011               2011         September 30, 2011
                                      ------------      -----------       --------------
                                      (Unaudited)       (Unaudited)        (Unaudited)

      Sales - net                    $        -         $       -          $         -

      Cost of sales                           -                 -                    -
                                      ------------      -----------       --------------
            Gross profit                      -                 -                    -
                                      ------------      -----------       --------------

      Operating Expenses                  4,420             44,420               45,670
                                      ------------      -----------       --------------
      Net loss                        $  (4,420)        $  (44,420)        $    (45,670)
                                      ============      ===========       ==============


      Loss per Share -
         basic and diluted            $   (0.00)        $    (0.00)
                                      ============      ===========

      Weighted Average Shares -        25,702,509        21,921,725
           basic and diluted          ============      ===========



                See accompanying notes to financial statements

                                       F-2


                                 SGREENTECH GROUP LTD.
                     (Formerly ALDERWOOD ACQUISITION CORPORATION)
                           (A Development Stage Company)
                     STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                        (UNAUDITED)
                                                                     Deficit
                                                                     Accumulated   Total
                                              Discount   Additional  During the    Stock-
                           Common Stock       on Common  Paid-In     Development   holders'
                        Shares     Amount     Stock      Capital     Stage         Equity
                       ----------  --------   --------   --------    -----------   ---------
Balance, July 19, 2010
   (Inception)               -     $     -    $    -      $    -      $    -       $     -

   Shares issued
     for cash          20,000,000    2,000         -           -           -           2,000

   Expenses paid
     by shareholders          -          -         -         1,250         -           1,250

   Net loss                   -          -         -            -        (1,250)      (1,250)
                       ----------  --------   --------   --------    -----------    ---------

Balance, December 31,
    2010               20,000,000  $  2,000        -       $ 1,250     $ (1,250)    $   2,000
                       ----------  --------   --------    --------    ----------    ---------
   Net loss                   -          -         -            -       (40,000)      (40,000)
                       ----------  --------   --------    --------    ----------    ---------
Balance, June 30,
    2011               20,000,000  $  2,000        -       $ 1,250     $(41,250)     $(38,000)
                       ----------  --------   --------    --------    ----------    ---------
  Shares redeemed     (19,800,000)   (1,980)       -            -          -           (1,980)

  Founder shares
    issued             27,692,038     2,769    (2,769)          -          -              -

  Net loss                     -         -        -             -        (4,420)       (4,420)
                       ----------  --------   --------    --------    ----------    ---------
Balance, September
    30, 2011           27,892,038  $  2,789   $(2,769)     $ 1,250     $(45,670)     $(44,400)
                       ==========   =======   ========     =========    =======       =======

                            See accompanying notes to the financial statements

                                 SGREENTECH GROUP LTD.
                     (Formerly ALDERWOOD ACQUISITION CORPORATION)
                           (A Development Stage Company)
                              STATEMENTS OF CASH FLOWS


                                                                          For the Period from
                                                      Nine Months           July 19, 2010
                                                     Ended June 30,       (Inception) to
                                                         2011            September 30, 2011
                                                      (Unaudited)           (Unaudited)
                                                   --------------         ----------------

OPERATING ACTIVITIES

  Net loss                                         $     (44,420)          $     (45,670)

  Adjustments to reconcile net loss
      to net cash used by operating
      activities
  Changes in operating assets and liabilities

      Accounts payable                                     4,420                   4,420
                                                   ---------------         -----------------
      Net cash used in operating activities              (40,000)                (41,250)
                                                   ---------------         -----------------
FINANCING ACTIVITIES

  Balance Change in Related party payable                 40,000                  40,000

  Proceeds from issuance of common stock                      -                    2,000

  Proceeds from stockholders' additional
     paid-in capital                                          -                    1,250

  Redemption of common stock                              (1,980)                 (1,980)

       Net cash provided by financial activities          38,020                   1,270
                                                     -------------          --------------

  Net increase in cash                                    (1,980)                (39,980)

  Cash,beginning of period                                 2,000                     -
                                                      ------------           --------------
  Cash, end of period                                $        20             $   (39,980)
                                                      ============           ==============


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

On July 13, 2011, the shareholders of the Corporation and the Board of Directors unanimously ratified the change of the Registrant's name to SGreenTech Group Limited and filed such change with the State of Delaware on July 13, 2011. The Company anticipates that it may enter into a business combination with SGreenTech Holdings Ltd. (Hong
Kong), an operating business located in China. No agreements have been reached on terms of any such possible combination and no contracts nor other documents have been executed.

SGreenTech Holdings Ltd. (Hong Kong) is a marketer and distributor of entertainment, computing and communications products. Currently, it markets and distributes television sets, including LCD television sets and monitors across the world. SGreenTech Holdings Ltd. (Hong Kong) has obtained the right to assemble television sets for distribution and sale. Such assembly is conducted through contract manufacturers in China. It anticipates that it will expand into television marketing and distribution. SGreenTech Holdings Ltd. (Hong Kong) also anticipates that it will enter the cellular telephone and computer markets.

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

LOSS PER COMMON SHARE

Basic loss per common shares excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of September 30, 2011 there are no outstanding dilutive securities.

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

Note 2 - GOING CONCERN

The Company has sustained operating losses since inception of the Company on July 19, 2010. Additionally, the Company has deficit accumulated during the development stage of $45,670 at September 30, 2011. The Company also has a net loss from operations of $44,420 for the nine months ended September 30, 2011. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and /or obtain additional financing from its stockholders and/or other third parties.

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

                         SGreentech Group Limited
                (Formerly Alderwood Acquisition Corporation)
                       (A Development Stage Company)
                       Notes to Financial Statements

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

In December 2010, the FASB issued ASU 2010-29, Disclosure of
Supplementary Pro Forma Information for Business Combinations. This proposed ASU reflects the consensus-for-exposure in EITF Issue No.
10-G, "Disclosure of Supplementary Pro Forma Information for Business Combinations." The Amendments in this proposed ASU specify that if a public entity presents comparative financial statements, the entity would disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This ASU would also expand the supplemental pro forma disclosures under Codification Topic 805, Business
Combinations, to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination. This proposed ASU would be effective prospectively for business combinations that are consummated on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption would be permitted. The adoption of this ASU did not have a material impact to our financial statements. The new disclosures and clarifications of existing disclosures are effective now, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The the adoption of this ASU hasn't had a material impact on the Company's financial statements.

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

NOTE 4   COMMOM STOCK

On July 19, 2010, the Company issued 20,000,000 common shares to its sole director and officer for $2,000 in cash.

On July 15, 2011, the Company redeemed an aggregate of 19,800,000 of the 20,000,000 shares of outstanding stock at a redemption price of $.0001 per share for an aggregate redemption price of $1,980.

On July 18, 2011, the Company issued 27,692,308 common shares in aggregated for the swapping of the SGreenTech Holdings Ltd. (Hong
Kong) shares.


                               F-8
                         SGreentech Group Limited
                (Formerly Alderwood Acquisition Corporation)
                       (A Development Stage Company)
                       Notes to Financial Statements


NOTE 5   RELATED PARTY TRANSACTIONS

In June 2011, the Company recorded a related party payable in the amount of $40,000, which were due for professional services rendered by Tiber Creek Corporation.

Tiber Creek Corporation held 10,000,000 shares of common stock of the Company since July 19, 2010, of which 9,900,000 shares were redeemed by the Company on July 15, 2011.

NOTE 5   SUBSEQUENT EVENTS

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through November 18, 2011, the date the financial statements were available to be issued:

1.   Completion of Acquisition

On October 7, 2011, the Company effected the acquisition of SGreenTech Holdings Limited (SGreenTech Hong Kong), a Hong Kong company through the exchange of the single outstanding share,of SGreenTech Hong Kong for 6,153,846 shares of the Registrant. The outstanding share of SgreenTech Hong Kong was owned by Charlie In who served as SgreenTech Hong Kong's sole officer and director and who is a director, chief executive officer and majority shareholder of the Company. SGreenTech Hong Kong has become a wholly owned subsidiary of the Registrant and the Registrant has taken over the operations and business plan of SGreenTech Hong Kong.

2.   Registration statement under The Securities Act of 1933

On October 12, 2011, the Company filed Form S-1, Registration
Statement under The Securities Act of 1933. The Company proposed to offer and sale of 1,200,000 shares of common stock (the "Shares") of Company, $0.0001 par value per share, offered by the holders thereof
(the "Selling Shareholder Shares"). The Selling Shareholders will offer and sell Shares at a price of $3.00 per share, or at prevailing market or privately negotiated prices, including (without limitation) in one or more transactions that may take place by ordinary broker's transactions, privately-negotiated transactions or through sales to one or more dealers for resale. The maximum number of Shares that can be sold pursuant to the terms of this offering by the selling shareholders is (in aggregate) 1,200,000. Funds received by the selling shareholders will be immediately available to such selling shareholders for use by them. The Company will not receive any proceeds from the sale of the Selling Shareholder Shares.

The approximate date of commencement of proposed sale to the public is as soon as practicable after the effective date of the registration statement.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

      SGreenTech Group Limited (formerly Alderwood Acquisition Corporation (the "Company") was incorporated on July 19, 2010 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. To date, the Company has had no revenues nor operations.

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

Subsequent Event

     On October 7, 2011, the Company effected the acquisition of SGreenTech Holdings Limited (SGreenTech Hong Kong), a Hong Kong company through the exchange of the single outstanding share of SGreenTech Hong Kong for 6,153,846 shares of the Registrant. The outstanding share of SgreenTech Hong Kong was owned by Charlie In who served as SgreenTech Hong Kong's sole officer and director and who is a director, chief executive officer and majority shareholder of the Company.

     SGreenTech Hong Kong has become a wholly owned subsidiary of the Company and the Company has taken over the operations and business plan of SGreenTech Hong Kong.

   On October 12, 2011, the Company filed a registration statement with the Securities and Exchange Commisison on Form S-1 pursuant to the Securities Act of 1933, as amended, to register for offer and sale 1,200,000 shares of its outstanding common stock for sale by the holders of such stock.

Operations


     The Company has no operating history and has experienced losses since its inception. The Company's independent auditors have issued a report questioning the Company's ability to continue as a going concern.

     SgreenTech Hong Kong is a marketer and distributor of entertainment, computing and communications products and has obtained the right to assemble television sets for distribution and sale. Such assembly is conducted through contract manufacturers in China. Currently, the Company plans to market and distribute television sets, including LCD television sets and monitors, across the world. The Company also anticipates that it will enter the cellular telephone and computer markets.


     As of September 30, 2011, the Company had not generated revenues and had no income or cash flows from operations since inception. The continuation of the Company as a going concern is dependent upon financial support from its stockholders, its ability to obtain necessary equity financing to continue operations, and to successfully negotiate the prospective business combination with SGreenTech Holdings Ltd. (Hong Kong) or locate another potential target company for a business combination.


   Business

     The Company initially plans to enter selected target markets, namely in the personal entertainment, computing and communications sectors. Specifically, the Company plans to first commence its business by targeting the marketing and sales of LCD televisions sets and monitors to second-tier cities in China, Eastern Europe, Russia, Mexico and the southwestern region of the United States. The Company's objective is to offer each of these regions an internationally-branded, high-quality television set or monitor for at a cost-effective rate.

     Based on its initial sales and marketing research and plans, the Company anticipates that its largest customers in the near term will be located in the following regions: People's Republic of China, Russia, Saudi Arabia and the United States. Notably, the People's Republic of China is expected to account for up to 80% of revenues in the near future, with the regions of Russia, Saudi Arabia and the United States accounting for approximately 20% of the Company's revenues in the near term. The Company is the process of negotiating contracts with prospective strategic partners and customers in each of the initial regions noted directly above.

     Over the longer term, the Company expects that growth in customers and sales of the Company's products will significantly expand in smaller cities in the People's Republic of China and in the regions of Africa, Eastern Europe, the Middle East and the countries comprising the former Soviet Union.

     The Company's initial products will be LCD television sets and monitors that it will possess a license to market and sell. Over time, the Company plans to expand into other areas of consumer technology, including (without limitation) the cellular telephone and personal computer markets. Currently, the Company is in the process of negotiating the licensing rights to distribution of certain personal cellular technologies as well as computer laptop workstations.

     The technology distribution sector is characterized by significant competition and the growing presence of new entrants around the world. The business requires adept, skilled marketers that understand consumer preferences while also knowing how to coalesce a world-class technology marketing, sales, service and support organization.


Products

     The Company's initial products will be LCD television sets and monitors that it will possess a license to market and sell. Over time, the Company plans to expand into other areas of consumer technology, including (without limitation) the cellular telephone and personal computer markets. Currently, the Company is in the process of negotiating the licensing rights to distribution of certain personal cellular technologies as well as computer laptop workstations.

     For the LCD television sets that will initially be sold, the retail pricing for each television set will be approximately $325.

     Currently, the Company has a relationship with HeYuan QingYa Electronic Technology Co. Ltd. ("HQET"), a contract manufacturer in the Guangzhou region of the People's Republic of China. In May 2011, the Company and HQET executed an agreement whereby HQET would manufacture and produce television sets for the Company. The agreement has a term of five years, with a provision for renewal for an additional five years thereafter.

Revenues

     Since its inception, SGreenTech Hong Kong has focused its efforts on conducting market research and development, and has devoted little attention or resources to actual sales and marketing or generating near-term revenues and profits. The Company has no revenues to date and has not realized any profits .



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


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

       During the past three years, the Company has issued the following shares of common stock pursuant to Section 4(2) of the Securities Act of 1933.



Name                               Number of shares

On June 19, 2010:

  Tiber Creek Corporation            10,000,000
    (Of which 9,900,000 shares were redeemed 7/15/2011
  MB Americus LLC                    10,000,000
    (Of which 9,900,000 shares were redeemed 7/15/2011

On July 18, 2011:

 Zhang Li Ying                             769,231
 Zhou Wei Jian                             769,231
 In Nany Sing Charlie                   26,153,846


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     One October 7, 2011, the security holders approved by consent action the change in the bylaws of the Company increasing the number of directors from one to no more than five to from one to no more than seven.



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

Dated:   November 22, 2011